Form 10QSB
period 2000-10-31
AMAZON SCIENTIFIC INC
filed 2000-12-13
CIK 1084185

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2000
                           ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-31027
                                            ---------

                            AMAZON SCIENTIFIC INC.
                            ----------------------
              (Name of Small Business Issuer in its Charter)

         Nevada                                            76-0602966
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       Suite 210, 580 Hornby Street
               Vancouver, British Columbia, Canada V6C 3B6
               -------------------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604) 662-7000

                               N/A
                               ---
       (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              October 31, 2000

                          Common - 2,500,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                            AMAZON SCIENTIFIC INC.

                        (A Development Stage Company)

                         INTERIM FINANCIAL STATEMENTS

                               OCTOBER 31, 2000

                                 (UNAUDITED)

                            AMAZON SCIENTIFIC INC.
                        (A Development Stage Company)
                            INTERIM BALANCE SHEET
                                 (Unaudited)


                                    ASSETS


                                                    October 31,    April 30,
                                                       2000          2000


CURRENT ASSETS

 Cash                                               $      -       $    -

TOTAL ASSETS                                        $      -       $    -

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

 Accounts payable and accrued liabilities           $    1,500     $    -

     Total Liabilities                                   1,500          -

CONTINGENCY (Note 2)

STOCKHOLDERS' EQUITY

 Common Stock:  $0.001 par value;  authorized
 25,000,000 shares;  2,500,000 shares issued
 and outstanding (April 30, 2000   2,500,000)            2,500        2,500

 Additional paid-in capital                                189          189

 Deficit accumulated during the development stage       (4,189)      (2,689)

     Total Stockholders' Deficiency                     (1,500)         -

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $      -       $    -


          See accompanying Notes to the Interim Financial Statements

                            AMAZON SCIENTIFIC INC.
                        (A Development Stage Company)
                       INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                                                     From
                                                                  Inception of
                                                                  Development
                                                                   Stage on
                                For the           For the        April 2, 1999
                          Three Months Ended   Six Months Ended    through
                               October 31,       October 31,       October 31,
                          2000          1999  2000          1999      2000


REVENUE               $      -    $       -   $      -    $      -    $   -

GENERAL AND
ADMINISTRATIVE
EXPENSES              $    1,500         333       1,500         666    4,189

NET LOSS              $   (1,500) $     (333) $   (1,500) $     (666) $(4,189)

NET LOSS PER SHARE
Basic and diluted     $     0.00  $     0.00  $     0.00  $     0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING            2,500,000   2,500,000   2,500,000   2,500,000


          See accompanying Notes to the Interim Financial Statements

                            AMAZON SCIENTIFIC INC.
                        (A Development Stage Company)
                INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 (Unaudited)




                                                        Deficit
                                                      Accumulated   Total
                                          Additional    During   Stockholders'
                       Common    Stock     Paid-in    Development   Equity
                       Shares    Amount    Capital       Stage    (Deficiency)


Balance-April 2, 1999
(Inception)
Stock
issued for
organizational
expenses                  500,000  $    500   $    -        $   -    $   500

Organizational expenses
incurred by a director
on behalf of the
Company                     -           -         189           -        189

 Stock issued for "The
 Biocatalyst License"
 at a  fair market
 value of $0.001 per
 share                  2,000,000     2,000        -            -      2,000

 Net loss for the period    -           -          -         (856)      (856)

Balance-April 30, 1999  2,500,000     2,500       189        (856)     1,833

Net loss for the year
ended April 30, 2000        -           -          -       (1,833)    (1,833)

Balance, April 30,
2000                    2,500,000     2,500       189      (2,689)       -

Net loss for the period
ended October 31, 2000      -           -          -       (1,500)    (1,500)

Balance, October 31,
2000                    2,500,000  $  2,500  $    189  $   (4,189)   $(1,500)


          See accompanying Notes to the Interim Financial Statements

                            AMAZON SCIENTIFIC INC.
                        (A Development Stage Company)
                       INTERIM STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                      From
                                                                    Inception
                                                                       of
                                                                   Development
                                                                      Stage
                                                                   on April 2,
                                                   For the             1999
                                              Six Months Ended       through
                                                 October 31,       October 31,
                                              2000        1999         2000


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $    (1,500) $   (666)  $ (4,189)

Items not requiring outlay of cash:
 Organization costs paid by a director               -         -          689

 Amortization of license                             -         666      1,500

 License written-off                                 -         -          500

                                                  (1,500)      -       (1,500)

Changes in operating assets and liabilities:
 Accounts payable and accrued liabilities          1,500       -        1,500

Net Cash Used by Operating Activities:               -         -          -


INCREASE (DECREASE) IN CASH                          -         -          -

CASH AT BEGINNING OF PERIOD                          -         -          -

CASH AT END OF PERIOD                        $       -    $    -     $    -

Non-Cash Financing Activities
 Shares issued for organization costs        $       -    $    -     $    500
     Shares issued at fair market value for
      the acquisition of a license                   -         -        2,000
     Organization costs paid for by a
      director                                       -         -          189

                                             $       -    $    -     $  2,689

Supplemental Disclosures
 Interest paid                               $       -    $    -     $    -

 Income tax paid                             $       -    $    -     $    -


          See accompanying Notes to the Interim Financial Statements

                            AMAZON SCIENTIFIC INC.
                        (A Development Stage Company)
                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               October 31, 2000
                                 (Unaudited)


NOTE 1   BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ended April 30, 2001.

NOTE 2   GOING CONCERN

The Company's business plan is as a 'blank check' company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing 'penny stock' securities.

These financial statements have been prepared on the basis that the Company will continue as a going concern. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no assurance that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that could result from management's inability to obtain a suitable business and financing.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations since its inception on April 2, 1999. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such ventures as of the date of this Report, it is impossible to predict the amount of any such loans or advances. However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.
As of the date of this Report, the Company is not involved in any negotiations respecting any such ventures.

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April, 1999, or during the three months ended October 31, 2000.

          During the quarterly periods ended October 31, 2000, and 1999, the Company had no business operations, but recorded a net loss of ($1500) during the quarterly period ended October 31, 2000, compared with a net loss of ($333) during the quarter ended October 31, 1999.

Liquidity.
----------

          The Company had no cash on hand at October 31, 2000. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

           DOCUMENTS INCORPORATED BY REFERENCE

          None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMAZON SCIENTIFIC INC.



Date: 12 Dec. 2000                   By /s/ Frank Roberts
      ------------                      -----------------
                                        Frank Roberts, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       AMAZON SCIENTIFIC INC.



Date: 12 Dec. 2000                   By /s/ Frank Roberts
      ------------                      -----------------
                                        Frank Roberts, President and
                                        Director


Date: 12 Dec. 2000                   By /s/ Richard Achron
      ------------                      ------------------
                                        Richard Achron, Director,
                                        Treasurer and Secretary