Form 10QSB
period 2001-01-31
AMAZON SCIENTIFIC INC
filed 2001-02-14
CIK 1084185

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2001
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  _______________

Commission  File  No.  000-31027
                       ---------

                             AMAZON SCIENTIFIC INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                             76-0602966
------                                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No)

                          Suite 210, 580 Hornby Street
                          ----------------------------
                   Vancouver, British Columbia, Canada V6C 3B6
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                          ----------------------------
                            Issuer's Telephone Number

                                       N/A
                          ----------------------------
          (Former Name or Former Address, if changed since last Report)

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


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                January 31, 2001

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


                             AMAZON SCIENTIFIC INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)


AMAZON  SCIENTIFIC  INC.
(A  Development  Stage  Company)
INTERIM  BALANCE  SHEET


                                                                            January 31,   April 30,
                                                                               2001         2000
                                                                                $            $
                                                                            (unaudited)  (audited)
ASSETS

Current Assets

Cash                                                                                  -           -
----------------------------------------------------------------------------------------------------
Total Assets                                                                          -           -
====================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities                                          1,500           -
----------------------------------------------------------------------------------------------------
Total Liabilities                                                                 1,500           -
----------------------------------------------------------------------------------------------------
Contingency (Note 2)

Stockholders' Equity

Common Stock: $0.001 par value; authorized 25,000,000 shares; 2,500,000
shares issued and outstanding (April 30, 2000 - 2,500,000)                        2,500       2,500

Additional Paid-in Capital                                                          189         189

Deficit Accumulated During the Development Stage                                 (4,189)     (2,689)
----------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                   (1,500)          -
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                                        -           -
====================================================================================================


(See  accompanying  Notes  to  the  Interim  Financial  Statements)

AMAZON  SCIENTIFIC  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  OPERATIONS
(Unaudited)

                         Accumulated From        For the
                           April 2, 1999       Three Months             For the
                        (Date of Inception)       Ended            Nine Months Ended
                           to January 31,       January 31,            January 31,
                                 2001        2001        2000       2001        2000

Revenue                              -           -           -          -           -
--------------------------------------------------------------------------------------

General and administrative
expenses                         4,189           -       1,167      1,500       1,833
--------------------------------------------------------------------------------------
Net loss                        (4,189)          -      (1,167)    (1,500)     (1,833)
======================================================================================

Net Loss Per Share (Basic and
 diluted)                                     0.00        0.00       0.00        0.00
======================================================================================

Weighted Average Number of               2,500,000   2,500,000  2,500,000   2,500,000
Shares Outstanding                              00          00         00          00
======================================================================================


(See  accompanying  Notes  to  the  Interim  Financial  Statements)

AMAZON  SCIENTIFIC  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  CASH  FLOWS
(Unaudited)

                                                  For  the
                                             Nine Months Ended
                                                 January 31,
                                               2001     2000
Cash Flows From Operating Activities

Net loss                                      (1,500)  (1,833)

Items not requiring outlay of cash:

Organization costs paid by a director              -        -
Amortization of license                            -    1,333
License written-off                                -      500

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities       1,500        -
--------------------------------------------------------------
Net Cash Used by Operating Activities              -        -
--------------------------------------------------------------
Increase (Decrease) In Cash                        -        -

Cash at Beginning of Period                        -        -
--------------------------------------------------------------
Cash at End of Period                              -        -
==============================================================
Supplemental Disclosures

Interest paid                                      -        -
Income tax paid                                    -        -


(See accompanying Notes to the Interim Financial Statements)

AMAZON  SCIENTIFIC  INC.
A  Development  Stage  Company)
NOTES  TO  THE  INTERIM  FINANCIAL  STATEMENTS
January  31,  2000
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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that can be expected for the year ended April 30, 2001.

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

Plan  of  Operation
-------------------

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such ventures as of the date of this Report, it is impossible to predict the amount of any such loans or advances. However, any such loans or advances should not exceed $25,000 and will be on terms no less favourable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not involved in any negotiations respecting any such ventures.

Results  of  Operations
-----------------------

Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April, 1999, or during the three and nine months ended January 31, 2001.

During the quarterly periods ended January 31, 2001, and 2000, the Company had no business operations.

Liquidity
---------

The Company had no cash on hand at January 31, 2001. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

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


                                     AMAZON  SCIENTIFIC  INC.

Date:  February 9, 2001              By:  /s/  Frank  Roberts
       ----------------                   --------------------------
                                          Frank Roberts, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date:  February 9, 2001              By:  /s/  Frank  Roberts
       ----------------                   --------------------------
                                          Frank Roberts, President



Date:  February 9, 2001              By:  /s/  Richard  Achron
       ----------------                   --------------------------
                                          Richard Achron, Director,
                                          Treasurer and Secretary