Form 10KSB
period 2001-04-30
AMAZON SCIENTIFIC INC
filed 2001-07-26
CIK 1084185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
                                   (Mark one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934
For the fiscal year ended  April 30, 2001
                           --------------
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from ________ to ________.

Commission  file  number:  000-31027
                           ---------

                             AMAZON SCIENTIFIC INC.
                             ----------------------
                 (Name of small business issuer in its charter)

             Nevada                                      76-0602966
             ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           Suite 210 - 580 Hornby Street
          Vancouver, British Columbia, Canada              V6C 3B6
          -----------------------------------            ----------
        (Address of principal executive offices)         (Zip Code)

Issuer's telephone number: (604) 662-7000

Securities registered under Section 12(b) of the Act:
                (Title of Class)                       Name of exchange on which
                                                       registered

                    None                                       None
   -------------------------------------               -------------------------

Securities  registered under Section 12(g) of the Act:   Common Stock, $0.001
                                                       -------------------------
                                                               par value
                                                       -------------------------
                                                          (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes  X      No
         ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 19, 2001, computed at which the stock was sold, was $0, assuming solely for purposes of this calculation that all directors, executive officers and 5% beneficial owners of stock of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On July 19, 2001, the registrant had 2,500,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes [_]     No [X]

                                    AMAZON SCIENTIFIC INC.

INDEX  TO
ANNUAL  REPORT  ON  FORM  10-KSB
FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2001


PART I                                                                                   PAGE
Item 1   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 2   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Item 4   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .     7

PART II
Item 5   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . .     7
Item 6   Management's Discussion & Analysis. . . . . . . . . . . . . . . . . . . . . .     8
Item 7   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Item 8   Changes In and Disagreements with Accountants . . . . . . . . . . . . . . . .    12

PART III
Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . .    12
Item 10  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 11  Security Ownership of Certain Beneficial Owners and Management. . . . . . . .    13
Item 12  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . .    14
Item 13  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .    14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amazon Scientific Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Amazon Scientific Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

THE  COMPANY

     GENERAL

Amazon Scientific Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 2, 1999, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational, directed at raising its initial capital and developing its business plan. The Company has not commenced operations. The Company has no full time employees and owns no real estate.

Business  Purpose.

The business plan of the Company is to merge with or acquire a business entity in exchange for the Company's securities. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company will seek a foreign or domestic private company interested in becoming, through a business combination with the Company, a reporting ("public") company whose securities are qualified for trading in the United States secondary market. By entering in to a business combination with the Company, the target company can acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. As a result, the target company may reap some of the perceived benefits of being a reporting company with a class of publicly-traded securities, including:

 - the ability to use registered securities to make acquisitions of assets or businesses;
 -  increased  visibility  in  the  financial  community;
 -  the  facilitation  of  borrowing  from  financial  institutions;
 -  improved  trading  efficiency;
 -  shareholder  liquidity;

 -  greater  ease  in  subsequently  raising  capital;
 -  compensation  of  key  employees  through  stock  options;
 -  enhanced  corporate  image;
 -  a  presence  in  the  United  States  capital  market.

Potential  Target  Companies

A business entity, if any, which may be interested in a business combination with the Company may include the following:

     - a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
     - a company which is unable to find an underwriter of securities or is unable to find an underwriter securities on terms acceptable to it;
     - a company which wishes to become public with less of its common stock than would occur upon an underwriting;
     - a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;
     - a foreign company which may wish an initial entry into the United States securities market;
     - a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan;
     - a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will likely involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Blank  Check  Company

The proposed business activities described herein classify the Company as a blank check company. The Company meets the definition of a "blank check" company under the Securities Act of 1933, which defines blank check company as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities. A "penny stock" security is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company must comply with the Securities and Exchange Act rules in order to raise capital through a public offering. The gross proceeds from an offering, less certain underwriting and other expenses, must be deposited into an escrow or trust account. The securities issued in connection with the offering must also be deposited in escrow, and may not be transferred. Once an agreement has been reached with a merger candidate, each investor must decide whether to remain an investor in the offering. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

There are no plans, arrangements, or understandings pending for the Company to acquire or to be acquired by any entity. The Company has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

     COMPETITION

     The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's management. Moreover, the Company also will be competing with numerous other blank check companies for such opportunities.


     EMPLOYEES

Amazon Scientific is a development stage company and currently has no employees. Amazon Scientific is currently managed by Frank Roberts, its President. Amazon Scientific looks to Mr. Roberts for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Amazon Scientific may hire employees whose compensation may include the right to acquire stock in Amazon Scientific, which would dilute the ownership interest of holders of existing shares of its common stock.

     AVAILABLE  INFORMATION  AND  REPORTS  TO  SECURITIES  HOLDERS

Amazon Scientific is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room, and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Amazon Scientific's filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Amazon Scientific currently maintains limited office space, occupied by Frank Roberts, for which it pays no rent. Its address is Suite 210 - 580 Hornby Street, Vancouver, British Columbia, Canada, and its phone number is (604)

662-7000. Amazon Scientific does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the twelve month period ended April 30, 2001.



                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

No established public trading market exists for Amazon Scientific's securities. Amazon Scientific has no common equity subject to outstanding purchase options or warrants. Amazon Scientific has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that Amazon Scientific has agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by Amazon Scientific.

The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc.

As of July 19, 2001, there were 2,500,000 shares of common stock outstanding, held by 2 shareholders of record.

To date Amazon Scientific has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Amazon Scientific's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

(a) On April 2, 1999, Amazon Scientific issued 500,000 shares of common stock in satisfaction of certain organizational costs (approximately $500) and activities performed by the founders. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to the shareholders being Amazon Scientific's founders and serving as its initial management, their status as accredited investors, and the limited number of investors (two).

(b) On April 28, 1999, Amazon Scientific issued a total of 2,000,000 shares of common stock to ten people. The issuance of the common stock was exempt from registration under Rule 504 of Regulation D and section 3(b) of the Securities Act of 1933, as amended. Amazon Scientific's shares were valued at $0.001 per share, and they were issued to accredited investors according to an exemption from registration under Texas law that permits general solicitation and general advertising so long as sales are made only to accredited investors. If the exemption under Rule 504 of Regulation D is not available, Amazon Scientific believes that the issuance was also exempt under Rule 506 of Regulation D and Sections 3(b) and 4(2) under the Securities Act of 1933, as amended, due to limiting the manner of the offering, promptly filing notices of sales, and limiting the issuance of shares to a small number of accredited investors (ten).


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
     ---------------------------------------------------------------------------
     RESULTS  OF  OPERATIONS
     -----------------------

The following discussion and analysis of Amazon Scientific's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in the report.

     OVERVIEW

Amazon Scientific is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.

Amazon Scientific remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, Amazon Scientific's balance sheet as of April 30, 2001, reflects total assets of nil.

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     PLAN  OF  OPERATION

During the period from March 31, 2000 through April 30, 2001, Amazon Scientific has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by Amazon Scientific during this period.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local blue sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The Company voluntarily filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. There is no formal existing corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of the Company will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for the Company's shareholders.

The Company at this time does not foresee generating any substantial income over the next 12 months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.

The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $10,000 in the fiscal quarter ending August 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

The Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. The Company believes that management members or shareholders will loan funds to the Company as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to the Company, however, and it is not certain they will always want or be financially able to do so. The Company s shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed, either by the Company or by the company acquired, prior to or at the time of completing a combination. The Company has no intention of borrowing money to reimburse or pay salaries to any Company officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of the Company to raise capital, although sales of securities may be necessary to obtain needed funds. The Company's current management and its counsel have agreed to continue their services to the Company and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to the Company or buy the Company securities. There is no assurance whatever that the Company will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in the Company's stock and could result in fines and penalties to the Company under the Exchange Act;

     (2) curtailing or eliminating the Company's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

The Company hopes to require potential candidate companies to deposit funds with the Company that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by the Company's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

The Company does not intend to do any product research or development. The Company does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, the Company does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

In its Independent Auditor's Report, Amazon Scientific's accountants state that Amazon Scientific's failure to generate revenues and conduct operations since its inception raise substantial doubt about Amazon Scientific's ability to continue as a going concern. Amazon Scientific will require substantial working capital, and currently has inadequate capital to fund its business. Amazon Scientific may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Amazon  Scientific  Inc.

Index  to  Financial  Statements  Contents


Report of Independent Auditors . . . . . . . . . . . . . . . . . .     F-1
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2
Statements of Operations . . . . . . . . . . . . . . . . . . . . .     F-3
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .     F-4
Statements of Stockholder's Equity . . . . . . . . . . . . . . . .     F-5
Notes to the Financial Statements. . . . . . . . . . . . . . . . .     F-6

                                [GRAPHIC OMITTED]

MANNING ELLIOTT                             11th floor, 1050 West Pender Street,
                                            Vancouver, BC, Canada V6E 357

CHARTERED ACCOUNTANTS                       Tel: 604.714.3600  Fax: 604.714.3669
                                            Web: manningelliott.com


                          Independent Auditor's Report
                          ----------------------------


To  the  Board  of  Directors
Amazon  Scientific  Inc.
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of Amazon Scientific Inc. (A Development Stage Company) as of April 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the period from April 2, 1999 (Date of Inception) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Amazon Scientific Inc. (A Development Stage Company), as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the period from April 2, 1999 (Date of Inception) to April 30, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Manning  Elliott

CHARTERED  ACCOUNTANTS
Vancouver,  Canada
June  20,  2001

Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Balance  Sheets

                                                                   April 30,   April 30,
                                                                        2001        2000
                                                                           $           $
ASSETS
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                       2,460           -
Accrued liability                                                        500           -
-----------------------------------------------------------------------------------------
                                                                       2,960           -
-----------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock: 25,000,000 shares authorized with a par value of
 .001; 2,500,000 shares issued and outstanding                          2,689       2,689

Deficit Accumulated During the Development Stage                      (5,649)     (2,689)
-----------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                  (2,960)          -
-----------------------------------------------------------------------------------------
                                                                           -           -
=========================================================================================

(See  accompanying  Notes  to  the  Financial  Statements)

Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Statements  of  Operations

                                                    Accumulated
                                                           From
                                                  April 2, 1999
                                                       (Date of    Year Ended    Year Ended
                                                  Inception) to     April 30,     April 30,
                                                 April 30, 2001          2001          2000
                                                                            $             $
Revenue                                                       -             -            -
-------------------------------------------------------------------------------------------
Expenses
Accounting and legal                                      2,560         2,560            -
Amortization of license                                   1,500             -        1,333
Filing and registration                                     400           400            -
License written-off                                         500             -          500
Organization expenses                                       689             -            -
-------------------------------------------------------------------------------------------
Net loss                                                 (5,649)       (2,960)      (1,833)
===========================================================================================
Net Loss Per Share (Basic and diluted)                                    .00          .00
===========================================================================================
Weighted Average Number of Shares Outstanding                       2,500,000    2,500,000
===========================================================================================

(See  accompanying  Notes  to  the  Financial  Statements)

Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows

                                            Accumulated From
                                               April 2, 1999    Year Ended   Year Ended
                                          (Date of Inception)     April 30,    April 30,
                                           to April 30, 2001          2001         2000
                                                           $             $            $
Cash Flows From Operating Activities

Net loss                                              (5,649)       (2,960)      (1,833)

Non-cash items

Expenses paid by a director                              689             -            -
Amortization of license                                1,500             -        1,333
License written-off                                      500             -          500

Change in non-cash working capital items

Increase in accounts payable                           2,460         2,460            -
Increase in accrued liabilities                          500           500            -
----------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                      -             -            -
----------------------------------------------------------------------------------------
Change In Cash                                             -             -            -

Cash at Beginning of Period                                -             -            -
----------------------------------------------------------------------------------------
Cash at End of Period                                      -             -            -
========================================================================================
Supplemental Disclosures

Interest paid                                              -             -            -
Income tax paid                                            -             -            -

(See  accompanying  Notes  to  the  Financial  Statements)

Amazon  Scientific  Inc.
A  Development  Stage  Company)
Notes  to  the  Financial  Statements
April  30,  2001  and  2000



1.   Nature  of  Operations  and  Continuance  of  Business

     Amazon Scientific Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on April 2, 1999. The Company acquired a license to market and distribute a product. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor.

     The Company's new business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that Amazon will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  April  30.

     (b)  License

     Costs to acquire the license was capitalized. These costs were to be amortized on a straight-line basis over their remaining estimated useful lives. See Note 3 for license written-off.

     (c)  Cash  and  Cash  Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


3.   License

     The Company's only asset was a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation for aquiculture, mariculture, fish farming, and the like, or for use in aquariums and the rights accruing from this license. The Company's original business plan was to determine the feasibility of the Biocatalyst remediation application, and, if Biocatalyst proved to be feasible for this application, become a Biocatalyst producer. The Company acquired the three-year license from Mortenson & Associates on April 5, 1999 by issuing 2,000,000 shares at a fair market value of $.001 or $2,000. The general partner of Mortenson & Associates was also a former director and officer of the Company. Mortenson & Associates acquired its right to sublicense Biocatalyst to the Company from NW Technologies.

     In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW
     Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined, and the Company never filed a Form S-1 Registration Statement. The Company has no plan to pursue a claim at this time.

4.   Related  Party  Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager was the former President of the Company and a director for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of Amazon Scientific:

     NAME               AGE  POSITION
     -----------------  ---  ------------------------------
     Frank A. Roberts    68  President, Director
     -----------------  ---  ------------------------------
     Richard A. Achron   57  Secretary, Treasurer, Director
     -----------------  ---  ------------------------------

Frank A. Roberts became an officer and director of the Company in September of 1999. After several years as a successful businessman and owner of a construction-equipment manufacturing and leasing company, in 1985 Mr. Roberts founded RSM Investor Network Inc., a consulting company providing services to existing and emerging companies, assisting in raising equity capital, management and communication. He is presently the sole owner of RSM Investor Network. Mr. Roberts is a director of several private companies. He is also the president and a director of FAR Group Inc., a company which trades on the OTC Bulletin Board under the symbol "FGRI".

Richard A. Achron became an officer and director of the Company in September of 1999. Mr. Achron is a self-employed businessman with over 37 years experience in the retail/wholesale and manufacturing industry. Mr. Achron has spent a number of years working for major Canadian corporations in sales, sales management and as a branch manager. These corporations included Philips Electronics, White-Westinghouse, Canadian Admiral Corporation and Sanyo Electronics. He is currently owner and President of a manufacturing business located in Vancouver, BC. Amongst others, this business is a supplier to major food chains such as Canada Safeway, Overwaitea Food Group and Superstore/Loblaws. He has owned and operated this business for over 12 years.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director has received any remuneration from Amazon Scientific. Although there is no current plan in existence, it is possible that Amazon Scientific will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Amazon Scientific's business plan. Amazon Scientific has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Amazon Scientific has no employment contract or compensatory plan or arrangement with any executive officer of Amazon Scientific. The directors currently do not receive any cash compensation from Amazon Scientific for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth, as of July 19, 2001, Amazon Scientific's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Amazon Scientific to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                     PERCENTAGE
                                            SHARES    OF SHARES
NAME                                        OWNED       OWNED
----------------------------------------  ----------  ----------
Frank Roberts                                      0          0%
Suite 210 - 580 Hornby Street
Vancouver, British Columbia, Canada
----------------------------------------  ----------  ----------
Richard Achron                                     0          0%
Suite 210 - 580 Hornby Street
Vancouver, British Columbia, Canada
----------------------------------------  ----------  ----------
David Mortenson                            2,250,000         90%
P. O. Box 5034
Alvin TX 77512-5034
----------------------------------------  ----------  ----------
J. P. Beehner                                250,000         10%
P. O. Box 5034
Alvin TX 77512-5034
----------------------------------------  ----------  ----------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A            0          0%
GROUP (2 Individuals)
----------------------------------------  ----------  ----------

DESCRIPTION  OF  SECURITIES

The following description of the Company's capital stock is a summary of the material terms of the Company's capital stock. This summary is subject to and qualified in its entirety by the Company's articles of incorporation and bylaws, and by the applicable provisions of Nevada law.

The Company's authorized capital consists of 25,000,000 shares of common stock, par value $.001 per share. As of July 19, 2001, 2,500,000 shares were issued and outstanding. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the shareholders for their vote. The articles of incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of the Company's common stock.

Because the holders of shares of the Company's common stock do not have cumulative voting rights, the holders of more than 50% of the Company's outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

The holders of shares of common stock are entitled to dividends, out of funds legally available therefor, when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. In the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to shareholders after payment of all creditors.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No director, executive officer or nominee for election as a director of Amazon Scientific, or any member of their immediate family has entered into or proposed any transaction with Amazon Scientific in which the amount involved exceeds $60,000.

David R. Mortenson, who holds 90% of Amazon Scientific's outstanding shares, and who was previously a director, and the secretary/treasurer, of Amazon Scientific, is the principal of David R. Mortenson & Associates, the licensor of Amazon Scientific's Biocatalyst license. J.P. Beehner, who holds 10% of Amazon Scientific's outstanding shares, is an investor-participant in Mortenson & Associates. The Company acquired the three-year license from Mortenson & Associates on April 5, 1999 by issuing 2,000,000 shares at a fair market value of $.001 or $2,000. The general partner of Mortenson & Associates was also a former director and officer of the Company. In December, 1999, David R. Mortenson notified the Company that Mortenson & Associates was involved in a legal dispute with its licensor, and would be unable to fulfill its obligations under the license to the Company. The Company has retained its right to sue Mortenson & Associates, but has no plan to pursue a claim at this time.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

A.     Exhibits


Exhibit
Number       Description
--------     -----------
10.1         Biocatalyst  License  Agreement


B.     Reports  on  Form  8-K

None.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMAZON  SCIENTIFIC  INC.

                                      By: /s/
                                          ----------------------
                                          Frank  A.  Roberts
                                          President

                                      Date: July 23, 2001
                                          ----------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By: /s/                     Date: July 23, 2001
                                     ----------------------        -------------
                                        Frank  A.  Roberts
                                        President,  Director


                                 By: /s/                     Date: July 23, 2001
                                     ----------------------        -------------
                                        Richard A. Achron
                                        Secretary, Chief Financial
                                        and Accounting Officer, Director