Form 10QSB
period 2001-07-31
AMAZON SCIENTIFIC INC
filed 2001-09-13
CIK 1084185

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  July 31, 2001
                          -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission  File  No.  000-31027
                       ---------

                             AMAZON SCIENTIFIC INC.
                     -------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0602966
------                                                                ----------
(State or Other Jurisdiction of                                (I.R.S.  Employer
incorporation  or  organization)                             Identification  No)

                          Suite 210, 580 Hornby Street
                  Vancouver, British Columbia, Canada V6C 3B6
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                         --------------------------------
                            Issuer's Telephone Number

                                       N/A
                         --------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                  July 31, 2001

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

                             AMAZON SCIENTIFIC INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheet

                                                                          July 31,   April 30,
                                                                              2001        2001
                                                                                 $           $
                                                                        (unaudited)  (audited)
ASSETS
===============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             4,731       2,460
Accrued liability                                                              500         500
-----------------------------------------------------------------------------------------------
Total Liabilities                                                            5,231       2,960
-----------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock: 25,000,000 shares authorized with a par value of $.001;
2,500,000 shares issued and outstanding                                      2,689       2,689

Deficit Accumulated During the Development Stage                            (7,920)     (5,649)
-----------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                        (5,231)     (2,960)
-----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       -           -
===============================================================================================

(See accompanying Notes to the Interim Financial Statements)

Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Interim  Statement  of  Operations

                                          Accumulated From
                                             April 2, 1999          Three months ended
                                        (Date of Inception)
                                                        to       July 31,      July 31,
                                             July 31, 2001          2001          2000
                                                         $             $             $
                                                (unaudited)   (unaudited)   (unaudited)
Revenue                                                   -             -              -
----------------------------------------------------------------------------------------
Expenses
Accounting and legal                                  4,282         1,722              -
Amortization of license                               1,500             -              -
Filing and registration                                 949           549              -
License written-off                                     500             -              -
Organization expenses                                   689             -              -
----------------------------------------------------------------------------------------
Net loss                                             (7,920)       (2,271)             -
========================================================================================
Net Loss Per Share (Basic and diluted)                                  -              -
========================================================================================
Weighted Average Number of Shares
Outstanding                                                     2,500,000      2,500,000
========================================================================================

(See accompanying Notes to the Interim Financial Statements)

Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Interim  Statement  of  Cash  Flows

                                               Three months ended
                                             July 31,      July 31,
                                                 2001          2000
                                                    $             $
                                          (unaudited)   (unaudited)
Cash Flows From Operating Activities

Net loss                                       (2,271)            -

Non-cash items

Expenses paid by a director                         -             -
Amortization of license                             -             -
License written-off                                 -             -

Change in non-cash working capital items

Increase in accounts payable                    2,271             -
Increase in accrued liabilities                     -             -
-------------------------------------------------------------------

Net Cash Used by Operating Activities               -             -
-------------------------------------------------------------------

Change In Cash                                      -             -

Cash at Beginning of Period                         -             -
-------------------------------------------------------------------

Cash at End of Period                               -             -
===================================================================

Supplemental Disclosures

Interest paid                                       -             -
Income tax paid                                     -             -

(See accompanying Notes to the Interim Financial Statements)

Amazon  Scientific  Inc.
A  Development  Stage  Company)
Notes to the Interim Financial Statements
July  31,  2001
(unaudited)


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

     (e)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
-----------------------------------------------------------------------------

The following discussion and analysis of Amazon Scientific Inc.'s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

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

Results  of  Operations
-----------------------

Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April, 1999, or during the three months ended July 31, 2001 or 2000.

During the quarterly periods ended July 31, 2001, and 2000, the Company had no business operations.

Liquidity
---------

The Company had no cash on hand at July 31, 2001. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

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


                                             AMAZON  SCIENTIFIC  INC.

Date:   September  11,  2001                 By:  /s/  Frank  Roberts
     -------------------------                  --------------------------------
                                                     Frank Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date:   September  11,  2001                 By:  /s/  Frank  Roberts
     -------------------------                  --------------------------------
                                                     Frank  Roberts,  President


Date:   September  11,  2001                 By:  /s/  Richard  Achron
     -------------------------                  --------------------------------
                                                     Richard  Achron, Director,
                                                     Treasurer and Secretary