Form 10QSB
period 2001-10-31
AMAZON SCIENTIFIC INC
filed 2001-12-11
CIK 1084185

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  October 31, 2001
                       ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

                          Suite 210, 580 Hornby Street
                   -------------------------------------------
                   Vancouver, British Columbia, Canada V6C 3B6
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                            -------------------------
                            Issuer's Telephone Number

                                       N/A
          -------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                December 4, 2001

                        Common - 2,500,000 common shares


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

                             AMAZON SCIENTIFIC INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)


Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheet

                                                                          October 31,    April 30,
                                                                             2001          2001
                                                                               $             $
                                                                          (unaudited)    (audited)
ASSETS                                                                              -            -
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                3,282        2,460
Accrued liabilities                                                               601          500
Due to a related party (Note 4)                                                 2,379            -
---------------------------------------------------------------------------------------------------
Total Liabilities                                                               6,262        2,960
---------------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized with a par value of $0.001;
2,500,000 shares issued and outstanding                                         2,500        2,500

Additional Paid-in Capital                                                        189          189
---------------------------------------------------------------------------------------------------

                                                                                2,689        2,689

Deficit Accumulated During the Development Stage                               (8,951)      (5,649)
---------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                    (6,262)      (2,960)
---------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          -            -
===================================================================================================

(See Accompanying Notes to the Interim Financial Statements)


Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(unaudited)

                                          Accumulated
                                             From
                                         April 2, 1999
                                      (Date of Inception)    Three months ended              Six months ended
                                         to October 31,           October 31,                   October 31,
                                              2001           2001           2000           2001           2000
                                                $              $              $              $              $
Revenue                                            -              -              -              -              -
-----------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                           5,133            851          1,500          2,573          1,500
Amortization of license                        1,500              -              -              -              -
Filing and registration                        1,129            180              -            729              -
License written-off                              500              -              -              -              -
Organization expenses                            689              -              -              -              -
-----------------------------------------------------------------------------------------------------------------

Net Loss                                      (8,951)        (1,031)        (1,500)        (3,302)        (1,500)
=================================================================================================================

Net Loss Per Share (Basic and diluted)                            -              -              -              -
=================================================================================================================

Weighted Average Number of Shares
Outstanding                                               2,500,000      2,500,000      2,500,000      2,500,000
=================================================================================================================

(See Accompanying Notes to the Interim Financial Statements)


Amazon  Scientific  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)

                                                   Six months ended
                                                       October 31,
                                                   2001          2000
                                                    $             $

Cash Flows From Operating Activities

Net loss                                           (3,302)            -

Changes in operating assets and liabilities:

Prepaid expenses                                      822             -
Accounts payable and accrued liabilities              101             -
-----------------------------------------------------------------------
Net Cash Used by Operating Activities              (2,379)            -
-----------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from a related party                       2,379             -
-----------------------------------------------------------------------
Change In Cash                                          -             -

Cash at Beginning of Period                             -             -
-----------------------------------------------------------------------
Cash at End of Period                                   -             -
=======================================================================


Non-Cash Financing Activities                           -             -
=======================================================================

Supplemental Disclosures

Interest paid                                           -             -
Income tax paid                                         -             -

(See accompanying Notes to the Interim Financial Statements)

Amazon Scientific Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
October  31,  2001
(unaudited)

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

     (b)  License

          The cost to acquire the License was initially capitalized. The carrying value of the License was evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License was written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

     The balance owing to a related party is non-interest bearing, unsecured and due on demand.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------------------

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

Results  of  Operations
-----------------------

Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April, 1999, or during the six months ended October 31, 2001 or 2000.

During the quarterly periods ended October 31, 2001, and 2000, the Company had no significant business operations.

Liquidity
---------

The Company had no cash on hand at October 31, 2001. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

During the quarter the Company has received $2,379 from a company related to the President to pay debts incurred by the Company. These advances are non-interest bearing, unsecured and due on demand.

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

                                       AMAZON  SCIENTIFIC  INC.


Date: December 4, 2001                 By:  /s/  Frank  Roberts
                                            --------------------------
                                            Frank Roberts, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



Date: December 4, 2001                 By:  /s/  Frank  Roberts
                                            --------------------------
                                            Frank Roberts, President


Date: December 4, 2001                 By:  /s/  Richard  Achron
                                            --------------------------
                                            Richard  Achron, Director,
                                            Treasurer and Secretary