Form 10QSB
period 2002-01-31
AMAZON SCIENTIFIC INC
filed 2002-04-02
CIK 1084185

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from ___________ to ___________

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

                                 March 27, 2002

                        Common - 2,500,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format       Yes  X     No
                                                    ---       ---

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Amazon Scientific Inc.
(A Development Stage Company)
Interim Balance Sheet


                                                                   January 31,    April 30,
                                                                      2002          2001
                                                                        $             $
                                                                   (unaudited)    (audited)
ASSETS                                                                       -            -
============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                       5,917        2,460
  Accrued liabilities                                                      655          500
--------------------------------------------------------------------------------------------
Total Liabilities                                                        6,572        2,960
--------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized with a par value of           2,500        2,500
0.001; 2,500,000 shares issued and outstanding

Additional Paid-in Capital                                                 189          189
--------------------------------------------------------------------------------------------
                                                                         2,689        2,689

Deficit Accumulated During the Development Stage                        (9,261)      (5,649)
--------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                             (6,572)      (2,960)
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                   -            -
============================================================================================

    (The accompanying notes are an integral part of the financial statements)

Amazon Scientific Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)


                                          Accumulated From
                                           April 2, 1999
                                        (Date of Inception)      Three months ended         Nine months ended
                                           to January 31,            January 31,                January 31,
                                                2002              2002         2001          2002          2001
                                                 $                 $             $            $             $
Revenue                                                   -             -             -            -             -
-------------------------------------------------------------------------------------------------------------------

Expenses

   Accounting and legal                               5,083           (50)            -        2,523         1,500
   Amortization of license                            1,500             -             -            -             -
   Filing fees                                        1,489           360             -        1,089             -
   License written-off                                  500             -             -            -             -
   Organization expenses                                689             -             -            -             -
-------------------------------------------------------------------------------------------------------------------

Net Loss                                             (9,261)         (310)            -       (3,612)       (1,500)
===================================================================================================================

Net Loss Per Share (Basic and Diluted)                                  -             -            -             -
===================================================================================================================

Weighted Average Number of Shares                               2,500,000     2,500,000    2,500,000     2,500,000
Outstanding
===================================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)

Amazon Scientific Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)


                                              Nine months ended
                                                 January 31,
                                                2002      2001
                                                 $         $
Cash Flows From Operating Activities

Net loss                                       (3,612)   (1,500)

Changes in operating assets and liabilities:

  Accounts payable and accrued liabilities      3,612     1,500
----------------------------------------------------------------

Net Cash Used by Operating Activities               -         -
----------------------------------------------------------------

Cash Flows From Financing Activities                -         -
----------------------------------------------------------------

Change In Cash                                      -         -

Cash at Beginning of Period                         -         -
----------------------------------------------------------------

Cash at End of Period                               -         -
================================================================

Non-Cash Financing Activities                       -         -
================================================================

Supplemental Disclosures

  Interest paid                                     -         -
  Income tax paid                                   -         -

    (The accompanying notes are an integral part of the financial statements)

Amazon  Scientific  Inc.
A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
January  31,  2002
(unaudited)

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

     (b)  Long Lived Assets

          The carrying value of long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

Amazon  Scientific  Inc.
A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
January  31,  2002
(unaudited)

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

Amazon  Scientific  Inc.
A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
January  31,  2002
(unaudited)

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

Results  of  Operations
-----------------------

Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April, 1999, or during the six months ended January 31, 2002 or 2001.

During the quarterly periods ended January 31, 2002 or 2001, the Company had no significant business operations.

Liquidity
---------

The Company had no cash on hand at January 31, 2002. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

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

                                       AMAZON SCIENTIFIC INC.

Date:  March 27, 2002                  By:  /s/ Frank Roberts
       ---------------------                ------------------------
                                            Frank Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:  March 27, 2002                  By:  /s/ Frank Roberts
       ---------------------                ------------------------
                                            Frank Roberts, President


Date:  March 27, 2002                  By:  /s/ Richard Achron
       ---------------------                ------------------------
                                            Richard Achron, Director,
                                            Treasurer and Secretary